Form 10-K
period 1998-12-31
MONEY STORE RESIDENTIAL TRUST 1998-I
filed 1999-04-01
CIK 1059164

----------------------------
                                                           OMB APPROVAL
                                                 ----------------------------
                                                 OMB Number:     3235-0063
                                                 Expires:        May 31, 2000
                                                 Estimated average burden
                                                 hours per response 1711.00
                                                 ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-32775

     THE MONEY STORE INC. (AS REPRESENTATIVE UNDER AN INDENTURE, DATED AS OF FEBRUARY 28, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE RESIDENTIAL
                              TRUST SERIES 1998-I).

                                TMS MORTGAGE INC
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

         *                                            *
    (State or other jurisdiction            (Trust I.R.S. Employer
of incorporation or organization)            Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA       95605
  (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (917) 617-1000

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
         NONE                                     NONE

         Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                             State of             IRS Employer
Registrant                   Incorporation        Id Number

TMS Mortgage Inc.                  New Jersey           22-3217781
The Money Store/D.C. Inc.          D.C.                 22-2133027
The Money Store/Kentucky Inc.      Kentucky             22-2459832
The Money Store Home Equity Corp.  Kentucky             22-2522232
The Money Store/Minnesota Inc.     Minnesota            22-3003495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes      |_|  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

      Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

      Not Applicable


                                     PART I

ITEM 1. BUSINESS

      Omitted.

ITEM 2. PROPERTIES

      Reference is made to the Annual Compliance Certificate attached hereto as
      Exhibit 20.

      Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for Registrant's securities subject to this filing.

      Number of holders of record of the Notes as of March 10, 1999:  81

ITEM 6. SELECTED FINANCIAL DATA

      Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

      Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management
      Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Omitted.

ITEM 11. EXECUTIVE COMPENSATION

      Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is furnished as of March 10, 1999 as to each Noteholder of record of more than 5% of the Certificates:


                                                          Amount of
                        Name and Address of               Security of
Title of Class          Beneficial Owner                  Beneficial       % of
                                                             Owner        Class

The Money Store         DB Clearing Services             3,000,000           5.5
Residential Trust,      (Deutsche Morgan Grenfell)
Series 1998-I,          175 Water Street
Class A-1 Note          New York, NY 10038

                        Donaldson, Lufkin and            3,000,000           5.5
                        Jenrette Securities Corporation
                        Securities Corporation
                        1 Pershing Plaza
                        Jersey City, NJ 07399

                        FUNB-Phila. Main                 9,000,000          16.5
                        530 Walnut Street, FC1-9-81-48
                        Philadelphia, PA 19101

                        The Northern Trust Company       6,000,000          11.0
                        801 S. Canal C-IN
                        Chicago, IL 60607

                        PNC Bank, National Association   3,893,000           7.1
                        1835 Market Street
                        11 Penn Center, 15th Floor
                        Philadelphia, PA 19103

                        State Street Bank and           23,200,000          42.6
                        Trust Company
                        Global Corp. Action Dept. JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631

                                                          Amount of
                        Name and Address of               Security of
Title of Class          Beneficial Owner                  Beneficial       % of
                                                           Owner          Class

The Money Store         The Bank of New York               985,000          4.99
Residential Trust,      925 Patterson Plank Rd.
Series 1998-I,          Secaucus, NJ 07094
Class A-2 Note
                        Bankers Trust Company            4,390,000          22.2
                        c/o BT Services
                        Tennessee Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211

                        Firstar Trust Company            2,250,000          11.4
                        777 E. Wisconsin Avenue
                        Milwaukee, WI 53202

                        The Northern Trust Company       7,150,000          36.2
                        801 S. Canal C-IN
                        Chicago, IL 60607


                                                        Amount of
                        Name and Address of           Security of
Title of Class          Beneficial Owner                Beneficial         % of
                                                         Owner             Class

The Money Store         Bankers Trust Company            9,692,000          33.1
Residential Trust,      c/o BT Services Tennessee Inc.
Series 1998-I,          648 Grassmere Park Drive
Class A-3 Note          Nashville, TN 37211

                        Boston Safe Deposit and          1,725,000           5.9
                        Trust Company
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center,
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Commerce Bank of Kansas          2,750,000           9.4
                        City, N.A.
                        Investment Management Group
                        922 Walnut
                        Kansas City, MO 64106

                        The Northern Trust Company       4,250,000          14.5
                        801 S. Canal C-IN
                        Chicago, IL 60607

                        State Street Bank and            4,690,000          16.0
                        Trust Company
                        Global Corp. Action Dept. JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631


                                                         Amount of
                        Name and Address of            Security of
Title of Class          Beneficial Owner                 Beneficial        % of
                                                           Owner          Class

The Money Store         The Bank of New York             3,600,000          15.3
Residential Trust,      925 Patterson Plank Rd.
Series 1998-I,          Secaucus, NJ 07094
Class A-4 Note
                        Bankers Trust Company            2,200,000           9.4
                        c/o BT Services
                        Tennessee Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211

                        Investors Bank & Trust/          2,000,000           8.5
                        M.F. Custody
                        200 Clarendon Street
                        15th Floor-Hancock Tower
                        Boston, MA 02116

                        PNC Bank, National               9,000,000          38.3
                        Association
                        1835 Market Street
                        11 Penn Center, 15th Floor
                        Philadelphia, PA 19103

                        State Street Bank and            4,000,000          17.0
                        Trust Company
                        Global Corp. Action Dept. JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631

                        TOYO Trust Company of New York   1,496,000           6.4
                        280 Park Avenue
                        39th Floor West Building
                        New York, NY 10017


                                                         Amount of
                        Name and Address of             Security of
Title of Class          Beneficial Owner                 Beneficial        % of
                                                          Owner            Class

he Money Store
Residential
Trust,
Series 1998-I,
Class A-5 Note


                                                         Amount of
                        Name and Address of             Security of
Title of Class          Beneficial Owner                 Beneficial        % of
                                                          Owner            Class

The Money Store         Citibank, N.A.                  22,500,000          100%
Residential Trust,      P.O. Box 30576
Series 1998-I,          Tampa, FL 33630-3576
Class M-1 Note


                                                       Amount of
                        Name and Address of           Security of
Title of Class          Beneficial Owner               Beneficial          % of
                                                         Owner            Class

The Money Store         Citibank, N.A.                  10,000,000          52.6
Residential Trust,      P.O. Box 30576
Series 1998-I,          Tampa, FL 33630-3576
Class M-2 Note
                        Mercantile-Safe Deposit          3,750,000          19.7
                        & Trust Company
                        766 Old Hammonds Ferry Road
                        Proxy Unit #230-20
                        Linthicum, MD 21090

                        Morgan, Keegan & Company, Inc.   2,500,000          13.2
                        50 North Front Street
                        Memphis, TN 38103


                                                        Amount of
                        Name and Address of            Security of
Title of Class          Beneficial Owner                Beneficial         % of
                                                          Owner           Class

The Money Store         The Bank of New York             1,500,000         11.1
Residential Trust,      925 Patterson Plank Rd.
Series 1998-I,          Secaucus, NJ 07094
Class B-1 Note
                        Bankers Trust Company           12,000,000         88.9
                        c/o BT Services
                        Tennessee Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)  None

      (b)-(d)   Omitted.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
      1.  Not applicable.

      2.  Not applicable

      3.  Exhibits

           13.  Annual Statement

           20.  Annual Compliance Certificate

           99.Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's
              Management Assertion.

  (b)-(d)    Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.


                                TMS MORTGAGE INC.
                                THE MONEY STORE/D.C. INC.
                                THE MONEY STORE/KENTUCKY INC.
                                THE MONEY STORE HOME EQUITY CORP.
                                THE MONEY STORE/MINNESOTA INC.


                                   By:  /s/ JAMES RANSOM
                                        ------------------------------
                                        James Ransom
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


      DESCRIPTION                             PAGE NUMBER

Annual Statement                                  12

Annual Compliance Certificate                     19

Annual Independent Accountant's Report            21