Form 10-K
period 1999-12-31
MONEY STORE RESIDENTIAL TRUST 1998-I
filed 2000-04-14
CIK 1059164

---------------------------------------
                                                OMB APPROVAL
                                         ---------------------------------------
                                         OMB Number:     3235-0063
                                         Expires:        May 31, 2000
                                         Estimated average burden
                                         hours per response   1711.00
                                         ---------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

                *                                              *
----------------------------------------              -----------------------
    (State or other jurisdiction                       (Trust I.R.S. Employer
of incorporation or organization)                        Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                   95605
---------------------------------------------           ------------------
    (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (917) 617-1000

          Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
       NONE                                              NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                                           State of              IRS Employer
REGISTRANT                                 INCORPORATION         ID NUMBER
----------                                 -------------         ---------
TMS Mortgage Inc.                          New Jersey            22-3217781
The Money Store/D.C. Inc.                  D.C.                  22-2133027
The Money Store/Kentucky Inc.              Kentucky              22-2459832
The Money Store Home Equity Corp.          Kentucky              22-2522232
The Money Store/Minnesota Inc.             Minnesota             22-3003495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         |_|  Yes    |X|   No


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

     Number of holders of record of the Notes as of March 15, 2000: 30

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

     Omitted.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of March 10, 1999 as to each Noteholder of record of more than 5% of the Notes:


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential
Trust,
Series 1998-I,
Class A-1 Note


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential
Trust,
Series 1998-I,
Class A-2 Note



                                                                           Amount of
                               Name and Address of                         Security of
Title of Class                 Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential     Bankers Trust Company                       $4,800,000              16.4
Trust,                          c/o BT Services Tennessee Inc.
Series 1998-I,                  648 Grassmere Park Drive
Class A-3 Note                  Nashville, TN 37211

                                PNC Bank, National Association                  $3,000,000              10.2
                                1600 Market Street
                                29th Floor
                                Philadelphia, PA  19103

                                Commerce Bank of Kansas City, N.A.              $2,750,000              9.4
                                Investment Management Group
                                922 Walnut
                                Kansas City, MO 64106

                                Investors Fiduciary Trust Company/SSB           $2,877,000              9.8
                                1776 Heritage Drive
                                Global Corporate Action Unit
                                  JAB5NW
                                No. Quincy, MA  02171

                                The Northern Trust Company                      $9,700,000              33.1
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                State Street Bank and                           $4,690,000              16.0
                                Trust Company
                                1776 Heritage Drive
                                Global Corp. Action Unit JAB5NW
                                No. Quincy, MA 02171



                                                                           Amount of
                               Name and Address of                         Security of
Title of Class                 Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential     Boston Safe Deposit and                     $9,000,000              38.3
Trust,                            Trust Company
Series 1998-I,                  c/o Mellon Bank, N.A.
Class A-4 Note                  Three Mellon Bank Center
                                Room 153-3015
                                Pittsburgh, PA  15259

                                State Street Bank and                       $11,496,000             48.9
                                Trust Company
                                1776 Heritage Drive
                                Global Corp. Action Unit
                                  JAB5NW
                                Boston, MA 02171

                                Union Planter Trust                         $3,000,000              12.8
                                One South Church Street
                                Belleville, IL  62220


                                                                            Amount of
                                Name and Address of                         Security of
Title of Class                  Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential     Bankers Trust Company                       $17,898,000             100%
Trust,                          c/o BT Services Tennessee Inc.
Series 1998-I,                  648 Grassmere Park Drive
Class A-5 Note                  Nashville, TN  37211


                                                                            Amount of
                                Name and Address of                         Security of
Title of Class                  Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential     Citibank, N.A.                              $22,500,000             100%
Trust,                          P.O. Box 30576
Series 1998-I,                  Tampa, FL 33630-3576
Class M-1 Note


                                                                            Amount of
                                Name and Address of                         Security of
Title of Class                  Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential     Citibank, N.A.                              $10,000,000             52.6
Trust,                          P.O. Box 30576
Series 1998-I,                  Tampa, FL 33630-3576
Class M-2 Note
                                Mercantile-Safe Deposit &                   $3,750,000              19.7
                                Trust Company
                                766 Old Hammonds Ferry Road
                                Proxy Unit #230-20
                                Linthicum, MD 21090

                                Morgan, Keegan & Company, Inc.              $2,150,000              11.3
                                50 North Front Street
                                Memphis, TN 38103


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Residential      The Bank of New York                        $1,500,000              11.1
Trust,                           925 Patterson Plank Rd.
Series 1998-I,                   Secaucus, NJ 07094
Class B-1 Note
                                 Bankers Trust Company                       $12,000,000             88.9
                                 c/o BT Services Tennessee Inc.
                                 648 Grassmere Park Drive
                                 Nashville, TN 37211


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)  None

     (B)-(D) Omitted.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)

     1.   Not applicable.

     2.   Not applicable

     3.   Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

   (B)-(D)  Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 14th day of April, 2000.


                                      TMS MORTGAGE INC.
                                      THE MONEY STORE/D.C. INC.
                                      THE MONEY STORE/KENTUCKY INC.
                                      THE MONEY STORE HOME EQUITY CORP.
                                      THE MONEY STORE/MINNESOTA INC.



                                      By:   /s/ Arthur Q. Lyon
                                      Name:   Arthur Q. Lyon
                                      Title:  Chief Financial Officer

                                  EXHIBIT INDEX


    DESCRIPTION                                             PAGE NUMBER

Annual Statement                                                 8

Annual Compliance Certificate                                    8

Annual Independent Accountant's Report                           9