Form 10-K
period 2000-12-31
MONEY STORE RESIDENTIAL TRUST 1998-I
filed 2001-04-16
CIK 1059164

-----------------------------------------------
                                                OMB APPROVAL
                               -----------------------------------------------
                                    OMB Number:        3235-0063
                                    Expires:           May 31, 2000
                                    Estimated average burden
                                    hours per response 1711.00
                               -----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                         THE MONEY STORE/MINNESOTA INC.

             (Exact name of registrant as specified in its charter)

                   *                                            *
-----------------------------------------------     ---------------------------
     (State or other jurisdiction                     (Trust I.R.S. Employer
   of incorporation or organization)                   Identification No.)

  707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA               95605
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)
        Registrant's telephone number, including area code (917) 617-1000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
        NONE                                          NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                                          State of                IRS Employer
REGISTRANT                                INCORPORATION           ID NUMBER
-----------------------------------       -------------           ---------
TMS Mortgage Inc.                         New Jersey              22-3217781
The Money Store/D.C. Inc.                 D.C.                    22-2133027
The Money Store/Kentucky Inc.             Kentucky                22-2459832
The Money Store Home Equity Corp.         Kentucky                22-2522232
The Money Store/Minnesota Inc.            Minnesota               22-3003495

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

          Number of holders of record of the Notes as of April 9, 2001: 15

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

          Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of April 9, 2001 as to each Noteholder of record of more than 5% of the Notes:


                                      Name and Address                         Amount of Security
Title of Class                        of Beneficial Owner                      of Beneficial Owner  % of Class

The Money Store Residential Trust,    Boston Safe Deposit and                  $12,000,000          51.07
Series 1998-I,                          Trust Company
Class A-4                             c/o Mellon Bank, N.A.
                                      Three Mellon Bank Center
                                      Room 153-3015
                                      Pittsburgh, PA  15259

                                      State Street Bank and                    $11,496,000          48.93
                                      Trust Company
                                      1776 Heritage Drive
                                      Global Corp. Action Unit
                                        JAB5NW
                                      Boston, MA 02171

                                      Name and Address                         Amount of Security
Title of Class                        of Beneficial Owner                      of Beneficial Owner  % of Class

The Money Store Residential Trust,    Bankers Trust Company                   $17,989,000           100%
Series 1998-I,                        648 Grassmere Park Road
Class A-5                             Nashville, TN  37211

                                      Name and Address                         Amount of Security
Title of Class                        of Beneficial Owner                      of Beneficial Owner  % of Class

The Money Store Residential Trust,    Citibank, N.A.                          $12,500,000           55.55
Series 1998-I,                        3800 Citicorp Center Tampa
Class M-1                             Building B/Floor 1
                                      Tampa, FL 33610-9122

                                      Fifth Third Bank (THE)                  $10,000,000           44.45
                                      38 Fountain Square Plaza
                                      Mail Drop 1090F1
                                      Cincinnati, OH 45263

                                      Name and Address                         Amount of Security
Title of Class                        of Beneficial Owner                      of Beneficial Owner  % of Class

The Money Store Residential Trust,    Bear, Sterns Securities Corp.           $3,500,000            18.42
Series 1998-I,                        One Metrotech Center North
Class M-2                             4th Floor
                                      Brooklyn, NY 11201-3862

                                      Citibank, N.A.                          $10,000,000           52.63
                                      3800 Citicorp Center Tampa
                                      Building B/Floor 1
                                      Tampa, FL 33610-9122

                                      Morgan, Keegan & Company, Inc.          $2,100,000            11.05
                                      50 North Front Street
                                      Memphis, TN 38103


                                      Name and Address                         Amount of Security
Title of Class                        of Beneficial Owner                      of Beneficial Owner  % of Class

The Money Store Residential Trust,    Bank of New York                        $1,500,000            11.54
Series 1998-I,                        925 Patterson Plank Rd.
Class B                               Secaucus, NJ 07094

                                      Bankers Trust Company                   $12,000,000           88.46
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

              (B)-(D)    Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.


                                     TMS MORTGAGE INC.
                                     THE MONEY STORE/D.C. INC.
                                     THE MONEY STORE/KENTUCKY INC.
                                     THE MONEY STORE HOME EQUITY CORP.
                                     THE MONEY STORE/MINNESOTA INC.



                                     By:  /s/ Arthur Q. Lyon
                                        ---------------------------------------
                                     Name:    Arthur Q. Lyon
                                     Title:   Chief Financial Officer

                                  EXHIBIT INDEX


DESCRIPTION                                                       PAGE NUMBER

Annual Statement                                                       6

Annual Compliance Certificate                                          7

Annual Independent Accountant's Report                                 9