Form 10-K
period 2001-12-31
MONEY STORE RESIDENTIAL TRUST 1998-I
filed 2002-03-29
CIK 1059164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission file number 333-32775
                                               ---------

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
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                             *                                               *
---------------------------------------------------------     ------------------------------
               (State or other jurisdiction                       (Trust I.R.S. Employer
             of incorporation or organization)                      Identification No.)

        707 Third Street, West Sacramento, California                     95605
--------------------------------------------------------------------------------------------
                (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (917) 617-1000
                                                           --------------

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

                                      NONE
                                 --------------
                                (Title of class)

                          * Schedule A attached hereto.

                                   Schedule A

                                                         State of                    IRS Employer
Registrant                                               Incorporation               ID Number
---------------------------------------------            -------------               ---------
TMS Mortgage Inc.                                        New Jersey                  22-3217781
The Money Store/D.C. Inc.                                D.C.                        22-2133027
The Money Store/Kentucky Inc.                            Kentucky                    22-2459832
The Money Store Home Equity Corp.                        Kentucky                    22-2522232
The Money Store/Minnesota Inc.                           Minnesota                   22-3003495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X]  Yes    [_]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001.

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

              Not applicable

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

              (b)-(d)    Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 29th day of March, 2002.


                                               TMS MORTGAGE INC.
                                               THE MONEY STORE/D.C. INC.
                                               THE MONEY STORE/KENTUCKY INC.
                                               THE MONEY STORE HOME EQUITY CORP.
                                               THE MONEY STORE/MINNESOTA INC.



                                               By:       /s/ Arthur Q. Lyon
                                               Name:    Arthur Q. Lyon
                                               Title:   Chief Financial Officer

                                  EXHIBIT INDEX


Description                                                          Page Number
-----------                                                          -----------

Annual Statement

Annual Compliance Certificate

Annual Independent Accountant's Report